Form 10-Q
period 1996-03-31
CARDINAL INDUSTRIES INCOME PROPERTIES II LIMITED PARTNERSHIP
filed 1996-05-15
CIK 835668

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



            / X /  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                   15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

            /   /  TRANSITION REPORT PURSUANT TO SECTION 13 OR
                   15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 33-22648
                                                --------


          CARDINAL INDUSTRIES INCOME PROPERTIES II LIMITED PARTNERSHIP
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                                              31-1247128
- - --------------------------------------------------------------  ----------------
(State or other jurisdiction of incorporation or organization)  (I.R.S. Employer
                                                             Identification No.)

6954 AMERICANA PARKWAY, REYNOLDSBURG, OHIO                                 43068
- - --------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                                 (614) 759-1566
- - --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



                                 Yes  X  No
                                     ---    ---

                    CARDINAL INDUSTRIES INCOME PROPERTIES II
                               LIMITED PARTNERSHIP

                                      INDEX

PART I - FINANCIAL INFORMATION

   ITEM 1.      FINANCIAL STATEMENTS

                Balance Sheets as of March 31, 1996 (Unaudited)
                  and December 31, 1995 (Audited)...............................     3
                Statements of Operations for the Three Months
                  Ended March 31, 1996 and 1995 (Unaudited).....................     4
                Statements of Partners' Equity for the Three Months
                  Ended March 31, 1996 (Unaudited)..............................     5
                Statements of Cash Flows for the Three Months
                  Ended March 31, 1996 and 1995 (Unaudited).....................     6
                Notes to Financial Statements...................................     7

   ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS.......................................     8

PART II - OTHER INFORMATION

   ITEM 1.      LEGAL PROCEEDINGS...............................................    10

   ITEM 2.      CHANGES IN SECURITIES...........................................    10

   ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.................................    10

   ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............    10

   ITEM 5.      OTHER INFORMATION...............................................    10

   ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K................................    10

SIGNATURES......................................................................    11

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

                    CARDINAL INDUSTRIES INCOME PROPERTIES II
                               LIMITED PARTNERSHIP

                                 BALANCE SHEETS
           MARCH 31, 1996 (UNAUDITED) AND DECEMBER 31, 1995 (AUDITED)


                                                             March 31,      December 31,
                                                               1996             1995
                                                               ====             ====

                        ASSETS
Rental properties:
  Buildings and improvements                               $ 8,436,061      $ 8,436,061
  Personal property                                            596,746          596,746
                                                           -----------      -----------
                                                             9,032,807        9,032,807
    Less accumulated depreciation                           (2,140,398)      (2,069,033)
                                                           -----------      -----------
                                                             6,892,409        6,963,774
Land                                                           897,000          897,000
                                                           -----------      -----------
                                                             7,789,409        7,860,774
Cash                                                            61,556           56,349
Security deposit escrows                                        62,880           61,852
Tax and insurance escrows                                       95,447          108,305
Marketable securities (Note 2)                                 149,072          148,015
Replacement reserve                                            122,278          123,653
Accounts receivable, residents and other                        19,720           12,348
Prepaid expenses                                                 4,958            6,999
                                                           -----------      -----------
                                                           $ 8,305,320      $ 8,378,295
                                                           ===========      ===========

          LIABILITIES AND PARTNERS' EQUITY
Accounts payable                                           $     2,105      $    14,243
Accrued liabilities                                            153,134          154,965
Payables, general partner and affiliate                        210,630          250,006
Accrued first mortgage interest                                 43,568           44,411
Residents' security deposits                                    62,677           61,127
Mortgage notes payable                                       5,880,650        5,910,523
                                                           -----------      -----------
                                                             6,352,764        6,435,275
                                                           -----------      -----------
Partners' equity:
  General                                                      295,809          295,639
  Limited                                                    1,533,049        1,524,740
  Net unrealized holding gain on marketable securities         123,698          122,641
                                                           -----------      -----------
                                                             1,952,556        1,943,020
                                                           -----------      -----------
                                                           $ 8,305,320      $ 8,378,295
                                                           ===========      ===========




                        SEE NOTES TO FINANCIAL STATEMENTS

                    CARDINAL INDUSTRIES INCOME PROPERTIES II
                               LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                              FOR THE THREE MONTHS
                          ENDED MARCH 31, 1996 AND 1995
                                   (UNAUDITED)



                                                              3 Months Ended
                                                              --------------
                                                          March 31,    March 31,
                                                            1996         1995
                                                            ====         ====
Revenues:
   Rents                                                  $416,209     $ 379,822
   Interest income                                           2,487         3,593
   Other                                                     6,639         4,712
                                                          --------     ---------
             Total revenues                                425,335       388,127
                                                          --------     ---------

Expenses:
   Operating expenses                                       83,806        79,081
   Interest expense                                        132,237       143,443
   Depreciation and amortization                            71,365        71,320
   Real estate taxes                                        36,860        36,420
   Maintenance                                              59,762        51,380
   Insurance                                                 6,181         5,991
   Property management fees                                 20,299        18,826
   Administrative                                            6,346        13,100
                                                          --------     ---------
             Total expenses                                416,856       419,561
                                                          --------     ---------

Net income/(loss)                                         $  8,479     $ (31,434)
                                                          ========     =========


Net income/(loss) allocated to general partner (2%)       $    170     $    (629)
                                                          ========     =========
Net income/(loss) allocated to limited partners (98%)     $  8,309     $ (30,805)
                                                          ========     =========

Net income/(loss) per limited partnership unit            $   0.02     $   (0.09)
                                                          ========     =========





                        SEE NOTES TO FINANCIAL STATEMENTS

                    CARDINAL INDUSTRIES INCOME PROPERTIES II
                               LIMITED PARTNERSHIP

                          STATEMENT OF PARTNERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                   (UNAUDITED)



                                                                                        Net Unrealized
                                       Limited                                           Holding Gain
                                     Partnership       General           Limited        on Marketable
                                        Units          Partner           Partners         Securities       Total
                                        -----          -------           --------         ----------       -----
Balance, January 1, 1996                348,000        $295,639         $1,524,740         $122,641      $1,943,020


Net Income                                                  170              8,309                            8,479


Unrealized holding gain on
marketable securities                                         0                  0            1,057           1,057
                                        -------        --------         ----------         --------      ----------

Balance, March 31, 1996                 348,000        $295,809         $1,533,049         $123,698      $1,952,556
                                        =======        ========         ==========         ========      ==========






                        SEE NOTES TO FINANCIAL STATEMENTS

                    CARDINAL INDUSTRIES INCOME PROPERTIES II
                               LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (UNAUDITED)


                                                            March 31,      March 31,
                                                              1996           1995
                                                              ====           ====
Cash Flows from Operating activities:
   Net Income/(Loss)                                       $   8,479      $ (31,434)
   Adjustments to reconcile Net Income/(Loss) to Cash
      provided by/(used in) Operating activities:
      Depreciation and Amortization                           71,365         71,320
      Changes in Assets and Liabilities:
        Accounts Receivable, Residents and Other              (7,372)        (4,946)
        Prepaid Expenses                                       2,041        (22,667)
        Accounts Payable                                     (12,138)         2,496
        Accrued Liabilities                                   (1,831)       (32,853)
        Payables, General Partner and Affiliates               1,202          1,327
        Accrued First Mortgage Interest                         (843)        (1,330)
                                                           ---------      ---------
Cash provided by/(used in) Operating activities               60,903        (18,087)
                                                           ---------      ---------

Cash Flows from Investing activities:
   Release from/(Deposits to) Replacement Escrows, net         1,375         (4,693)
   Security Deposit Liabilities                                1,550         (2,760)
   Residents' Security Deposits                               (1,028)         2,101
                                                           ---------      ---------
Cash provided by (used in) Investing Activities                1,897         (5,352)
                                                           ---------      ---------

Cash Flows from Financing activities:
   Mortgage Principal payments                               (29,873)       (25,786)
   Net advances (to)/from General Partner                    (40,578)       (30,426)
                                                           ---------      ---------
Cash used in Financing activities                            (70,451)       (56,212)
                                                           ---------      ---------

 Net decrease in Cash                                         (7,651)       (79,651)
 Cash and Escrows, beginning of period                       164,654        216,529
                                                           ---------      ---------
 Cash and Escrows, end of period                           $ 157,003      $ 136,878
                                                           =========      =========

Supplemental Disclosure of Cash Flow information:
   Cash paid for Interest                                  $ 131,394      $ 144,773
                                                           =========      =========






                        SEE NOTES TO FINANCIAL STATEMENTS

                    CARDINAL INDUSTRIES INCOME PROPERTIES II
                               LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

    The accompanying financial statements, except for the Balance Sheet at December 31, 1995, are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, they contain all adjustments necessary to present fairly the financial position and results of operations of the Registrant. The financial statements should be read in conjunction with the Registrant's Form 10-K.

NOTE 1 - SUMMARY OF ORGANIZATION

    Cardinal Industries Income Properties II Limited Partnership (the "Partnership"), a Delaware limited partnership, was formed in June, 1988 for the purpose of acquiring from Cardinal Industries, Inc., predecessor by name change to Cardinal Realty Services, Inc. (the "General Partner"), or its affiliates, a 120-unit residential apartment complex in Woodstock, Georgia ("Sky Ridge Apartments"), a 106-unit residential apartment complex in Forest Park, Ohio ("Meadowood Apartments") and a 97-unit residential apartment complex in Berea, Ohio ("Tabor Ridge Apartments"). The Partnership completed an offering of 348,000 units of limited partnership interest at a public offering price of $10 per unit for a total of $3,480,000. The net proceeds from the offering were used by the Partnership to purchase the above-mentioned properties from affiliated partnerships of the General Partner. The Partnership's purchase of the properties was completed October 28, 1988. All material inter-project transactions and balances have been eliminated.

NOTE 2 - MARKETABLE SECURITIES

    The Partnership received shares of the General Partner's common stock, without par value ("Common Stock"), during 1993 in connection with the settlement of prior bankruptcy claims with the General Partner. These marketable securities are classified as available for sale and, in accordance with Statement of Financial Accounting Standards No. 115, the unrealized gain has been recorded in the statement of partners' equity at March 31, 1996. This unrealized gain represents the increase in the market value of the securities from the date received by the Partnership to March 31, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

    The following discussion explains material changes in the Partnership's results of operations, comparing the three months ended March 31, 1996 and 1995 and significant developments affecting the financial condition since the end of 1995. The Registrant conducts the business and operations of Sky Ridge Apartments of Woodstock, Georgia ("Sky Ridge"), Meadowood Apartments of Forest Park, Ohio ("Meadowood"), and Tabor Ridge Apartments of Berea, Ohio ("Tabor Ridge").

RESULTS OF OPERATIONS

    The following discussion regarding the results of operations should be read in conjunction with the Statement of Operations.

    Total revenues for the first three months of 1996 increased by approximately $37,000, or 9.6%, over the first three months of 1995. Rents contributed an increase of almost $36,000 to total revenues for such period. The average physical occupancy for all three properties combined for the first three months ended March 31, 1996 was 94.2%, as compared to 93.1%, for the same period in 1995. The average rents for the three months ended March 31, 1996 were $448, as compared to $426 for the same period in 1995.

    Total expenses for the first quarter of 1996 decreased by approximately $2,700, or less than 1%, as compared to the comparable period in 1995. Operating expenses increased approximately $4,700, or 5.9%, as compared to the same period in 1995. This increase in operating expenses was due to performance bonuses paid to employees of Sky Ridge in the amount of $6,623. Interest expense decreased approximately $11,000, or 7.8%, as compared to the first quarter of 1995, which decrease resulted from a reduction in the interest rate on the advance from the General Partner to allow the Partnership to refinance its debt in 1994. Maintenance expenses increased substantially as the properties spent approximately $8,400, or 16.3%, more on maintenance in the first quarter of 1996 than the first quarter of 1995. This increase is attributable to the maintenance items identified in the engineering report done for the refinancing in March, 1994, which items were to be completed subsequent to the loan closing. A large part of the maintenance expenses were paid from funds set aside at the time of refinance, and not from operations (SEE LIQUIDITY AND CAPITAL RESOURCES). Administrative expenses decreased approximately $6,800 in the first three months of 1996, as compared to the same period in 1995, as a result of a decrease in audit fees in 1996.

    Net income per limited partnership unit is based on 348,000 limited partnership units outstanding at March 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

    The following discussion regarding liquidity and capital resources should be read in conjunction with the Balance Sheets as of March 31, 1996 and December 31, 1995 and the Statements of Cash Flows for the three months ended March 31, 1996 and 1995.

    The principal sources of liquidity for the Partnership are (i) cash and cash equivalents; (ii) funds from the Replacement Reserve escrow; and (iii) cash flow from operations. The Partnership anticipates that these sources will be adequate to meet the reasonably foreseeable capital and liquidity needs of the Partnership for at least the next two years.

    Cash, exclusive of Security Deposit Escrows and Tax and Insurance Escrows, was approximately $62,000 at March 31, 1996. The 8,458 shares of Cardinal Realty Services, Inc. ("Cardinal") common stock, without par value ("Cardinal Stock"), held by the Partnership has a fair market value of $149,072 based on the last quoted price of $17.625 on the Nasdaq National Market system on March 29, 1996, the last business day of the first quarter. Since the Partnership is deemed to be an affiliate of Cardinal for securities laws purposes, the Cardinal Stock held by the Partnership is not freely tradeable, and may only be sold by the Partnership either (a) pursuant to an effective registration statement pursuant to the Securities Act of 1933, as amended (the "Securities Act"), or (b) pursuant to an exemption from the registration requirements of the Securities Act. In addition, since Cardinal is the Managing General Partner of the Partnership, any material nonpublic information in its possession is attributable to the Partnership, and therefore the Partnership will only be able to sell the Cardinal Stock during limited periods when no such material nonpublic information exists.

    The Partnership's major maintenance and replacement expenditures in the first three months of 1996 amounted to approximately $28,000 which was incurred primarily for painting and replacement of refrigerators, carpet, vinyl, wallcovering, window fixtures and miscellaneous parts. The Replacement Reserve escrow was approximately $122,000 at March 31, 1996. In addition, approximately $27 per apartment unit each month is being distributed to the Replacement Reserve escrow, which will aggregate approximately $78,000 over the remaining nine months of the Partnership's fiscal year. The Partnership anticipates approximately $182,000 of major maintenance and replacement expenditures for the balance of 1996 will be incurred.

                                     PART II

ITEM 1.      Legal Proceedings

             None


ITEM 2.      Changes in Securities

             None


ITEM 3.      Defaults upon Senior Securities

             None


ITEM 4.      Submission of Matters to a Vote of Security Holders

             None


ITEM 5.      Other Information

             None


ITEM 6.      Exhibits and Reports on Form 8-K

             (a)   Exhibits

                    None

             (b)   Reports on Form 8-K

                    None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                CARDINAL INDUSTRIES INCOME PROPERTIES II  LIMITED PARTNERSHIP

                                   CARDINAL REALTY SERVICES, INC.,
                                   AS GENERAL PARTNER


Dated May 15, 1996                 By:  /s/ John B. Bartling, Jr.
                                        --------------------------
                                        John B. Bartling, Jr.
                                        President and Chief Executive Officer



Dated May 15, 1996                 By:  /s/ David P. Blackmore
                                        -----------------------
                                        David P. Blackmore
                                        Executive Vice President and
                                        Chief Financial Officer
                                        (Principal Accounting Officer)



Dated May 15, 1996                 By:  /s/ Ronald P. Koegler
                                        ----------------------
                                        Ronald P. Koegler
                                        Vice President and Treasurer

Dated May 15, 1996                 By:  /s/ Tamra L. Byers
                                        -------------------
                                        Tamra L. Byers
                                        Vice President of Financial Operations