Form 10-Q
period 1996-06-30
CARDINAL INDUSTRIES INCOME PROPERTIES II LIMITED PARTNERSHIP
filed 1996-08-09
CIK 835668

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549
                                   FORM 10-Q


                  / X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                      OR

                  /   /  TRANSITION REPORT PURSUANT TO SECTION 13 OR
                         15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 33-22648

         CARDINAL INDUSTRIES INCOME PROPERTIES II LIMITED PARTNERSHIP
- --------------------------------------------------------------------------------

            (Exact name of registrant as specified in its charter)

DELAWARE                                                            31-1247128
- ------------------------------------------------            --------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                            Identification No.)

6954 AMERICANA PARKWAY, REYNOLDSBURG, OHIO                               43068
- --------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

                                (614) 759-1566
- --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


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


                   Page 1 of 11 sequentially numbered pages

                           Exhibit Index on Page 10.

                   CARDINAL INDUSTRIES INCOME PROPERTIES II
                              LIMITED PARTNERSHIP

                                     INDEX


PART I - FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

           Balance Sheets as of June 30, 1996 (Unaudited)
             and December 31, 1995 (Audited).................................3
           Statements of Operations for the Three and Six Months
             Ended June 30, 1996 and 1995 (Unaudited)........................4
           Statement of Partners' Equity for the Six Months
             Ended June 30, 1996 (Unaudited)................................ 5
           Statements of Cash Flows for the Six Months
             Ended June 30, 1996 and 1995 (Unaudited)........................6
           Notes to Financial Statements.....................................7

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS.........................................8

PART II - OTHER INFORMATION

  ITEM 1. LEGAL PROCEEDINGS..................................................10

  ITEM 2. CHANGES IN SECURITIES..............................................10

  ITEM 3. DEFAULTS UPON SENIOR SECURITIES....................................10

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................10

  ITEM 5. OTHER INFORMATION..................................................10

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...................................10

SIGNATURES...................................................................11

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

                    CARDINAL INDUSTRIES INCOME PROPERTIES II
                               LIMITED PARTNERSHIP

                                 BALANCE SHEETS
            JUNE 30, 1996 (UNAUDITED) AND DECEMBER 31, 1995 (AUDITED)


                                                                     June 30,              December 31,
                                                                       1996                    1995
                                                                 ================        =================

                             ASSETS

Rental Properties:
  Buildings and Improvements                                     $      8,436,061        $       8,436,061
  Personal Property                                                       596,746                  596,746
                                                                 ----------------        -----------------
                                                                        9,032,807                9,032,807
    Less Accumulated Depreciation                                      (2,211,763)              (2,069,033)
                                                                 ----------------        -----------------
                                                                        6,821,044                6,963,774
Land                                                                      897,000                  897,000
                                                                 ----------------        -----------------
                                                                        7,718,044                7,860,774
Cash                                                                       78,233                   56,349
Security Deposit Escrows                                                   64,087                   61,852
Tax and Insurance Escrows                                                 104,873                  108,305
Marketable Securities (Note 2)                                            167,046                  148,015
Replacement Reserve Escrows                                               128,395                  123,653
Accounts Receivable, Residents and Other                                   12,813                   12,348
Prepaid Expenses                                                            9,071                    6,999
                                                                 ----------------        -----------------
                                                                 $      8,282,562        $       8,378,295
                                                                 ================        =================

                LIABILITIES AND PARTNERS' EQUITY

Accounts Payable                                                 $          2,417        $          14,243
Accrued Liabilities                                                       155,385                  154,965
Payables, Managing General Partner and Affiliates                         159,989                  250,006
Accrued First Mortgage Interest                                            43,085                   44,411
Residents' Security Deposits                                               62,301                   61,127
Mortgage Notes Payable                                                  5,850,126                5,910,523
                                                                 ----------------        -----------------
                                                                        6,273,303                6,435,275
                                                                 ----------------        -----------------
Partners' Equity:
  General                                                                 296,583                  295,639
  Limited                                                               1,571,004                1,524,740
  Net Unrealized Holding Gain on Marketable Securities                    141,672                  122,641
                                                                 ----------------        -----------------
                                                                        2,009,259                1,943,020
                                                                 ----------------        -----------------
                                                                  $     8,282,562         $      8,378,295
                                                                 ================        =================






                        SEE NOTES TO FINANCIAL STATEMENTS

                    CARDINAL INDUSTRIES INCOME PROPERTIES II
                               LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                          FOR THE THREE AND SIX MONTHS
                          ENDED JUNE 30, 1996 AND 1995
                                   (UNAUDITED)


                                                                  3 Months Ended                          6 Months Ended
                                                        -----------------------------------     -----------------------------------
                                                           June 30,             June 30,            June 30,           June 30,
                                                             1996                 1995               1996                1995
                                                        ---------------     ---------------     ---------------   -----------------
Revenues:
   Rents                                                $       429,205     $       406,367     $       845,414   $         786,189
   Interest Income                                                4,033               3,962               6,520               7,555
   Other                                                          4,265               2,814              10,904               9,883
                                                        ---------------     ---------------     ---------------   -----------------
             Total Revenues                                     437,503             413,143             862,838             803,627
                                                        ---------------     ---------------     ---------------   -----------------

Expenses:
   Operating Expenses                                            61,629              70,682             145,436             143,649
   Interest Expense                                             132,335             142,531             264,572             285,974
   Depreciation and Amortization                                 71,367              71,319             142,730             142,639
   Real Estate Taxes                                             36,861              37,050              73,721              73,470
   Maintenance                                                   58,863              82,466             118,625             142,317
   Insurance                                                      6,182               5,990              12,363              11,981
   Property Management Fees                                      21,940              20,185              42,239              39,011
   Administrative                                                 9,598              17,427              15,944              30,527
                                                        ---------------     ---------------     ---------------   -----------------
             Total Expenses                                     398,775             447,650             815,630             869,568
                                                        ---------------     ---------------     ---------------   -----------------

Net Income/(Loss)                                       $        38,728     $       (34,507)    $        47,208   $         (65,941)
                                                        ===============     ===============     ===============   =================


Net Income/(Loss) Allocated to General Partners (2%)    $           775     $          (690)    $           944   $          (1,319)
                                                        ===============     ===============     ===============   =================
Net Income/(Loss) Allocated to Limited Partners (98%)   $        37,953     $       (33,817)    $        46,264   $         (64,622)
                                                        ===============     ===============     ===============   =================

Net Income/(Loss) per Limited Partnership Unit          $          0.11     $         (0.10)    $          0.13   $           (0.19)
                                                        ===============     ===============     ===============   =================










                        SEE NOTES TO FINANCIAL STATEMENTS

                    CARDINAL INDUSTRIES INCOME PROPERTIES II
                               LIMITED PARTNERSHIP

                          STATEMENT OF PARTNERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                   (UNAUDITED)



                                                                                        Net Unrealized
                                       Limited                                           Holding Gain
                                     Partnership       General           Limited        on Marketable
                                        Units          Partners          Partners         Securities           Total
                                    =============   ==============   ================  ================   ================

Balance, January 1, 1996                  348,000   $      295,639   $      1,524,740  $        122,641   $      1,943,020

Net Income                                                     944             46,264                               47,208

Unrealized Holding Gain on
Marketable Securities                                            0                  0            19,031             19,031

                                    -------------   --------------   ----------------  ----------------   ----------------
Balance, June 30, 1996                    348,000   $      296,583   $      1,571,004  $        141,672   $      2,009,259
                                    =============   ==============   ================  ================   ================





























                        SEE NOTES TO FINANCIAL STATEMENTS

                    CARDINAL INDUSTRIES INCOME PROPERTIES II
                               LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (UNAUDITED)


                                                                             June 30,             June 30,
                                                                               1996                 1995
                                                                        ==================   ==================
Cash Flows from Operating Activities:
   Net Income/(Loss)                                                    $           47,208   $          (65,941)
   Adjustments to reconcile Net Income/(Loss) to Cash
      Provided by/(used in) Operating activities:
      Depreciation and Amortization                                                142,730              142,639
      Changes in Assets and Liabilities:
        Accounts Receivable, Residents and Other                                      (465)               5,366
        Prepaid Expenses                                                            (2,072)             (15,556)
        Accounts Payable                                                           (11,826)              (8,907)
        Accrued Liabilities                                                            420              (57,568)
        Payables, Managing General Partner and Affiliates                            2,180              (16,615)
        Accrued First Mortgage Interest                                             (1,326)              (3,124)
                                                                        ------------------   ------------------
Cash Provided by/(used in) Operating Activities                                    176,849              (19,706)
                                                                        ------------------   ------------------

Cash Flows from Investing Activities:
   Release from/(Deposits to) Replacement Escrows, Net                              (4,742)              (3,618)
   Security Deposit Liabilities                                                      1,174                1,824
   Residents' Security Deposits                                                     (2,235)              (1,836)
                                                                        ------------------   ------------------
Cash Provided by (Used in) Investing Activities                                     (5,803)              (3,630)
                                                                        ------------------   ------------------

Cash Flows from Financing Activities:
   Mortgage Principal Payments                                                     (60,397)             (51,574)
   Net Advances (Repaid to)/from Managing General Partner                          (92,197)             (50,979)
                                                                        ------------------   ------------------
Cash Used in Financing Activities                                                 (152,594)            (102,553)
                                                                        ------------------   ------------------

 Net Increase/(Decrease) in Cash                                                    18,452             (125,889)
 Cash and Escrows, Beginning of Period                                             164,654              216,529
                                                                        ------------------   ------------------
 Cash and Escrows, End of Period                                        $          183,106   $           90,640
                                                                        ==================   ==================

Supplemental Disclosure of Cash Flow Information:
   Cash Paid for Interest                                               $          264,741   $          289,098
                                                                        ==================   ==================










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

NOTE 1 - SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

         Organization

         Cardinal Industries Income Properties II Limited Partnership (the "Partnership"), a Delaware limited partnership, was formed in June, 1988 for the purpose of acquiring from Cardinal Industries, Inc., predecessor by name change to Cardinal Realty Services, Inc. (the "Managing General Partner"), or its affiliates, a 120-unit residential apartment complex in Woodstock, Georgia ("Sky Ridge Apartments"), a 106-unit residential apartment complex in Forest Park, Ohio ("Meadowood Apartments") and a 97-unit residential apartment complex in Berea, Ohio ("Tabor Ridge Apartments"). The Partnership completed an offering of 348,000 units of limited partnership interest at a public offering price of $10 per unit for a total of $3,480,000. The net proceeds from the offering were used by the Partnership to purchase the above-mentioned properties from affiliated partnerships of the Managing General Partner. The Partnership's purchase of the properties was completed October 28, 1988. All material inter-project transactions and balances have been eliminated.

         Reclassification

         The Statements of Operations for the three and six months ended June 30, 1995 have been reclassified to conform to the 1996 presentation.

NOTE 2 - MARKETABLE SECURITIES

         The Partnership received shares of the General Partner's common stock, without par value ("Cardinal Stock"), during 1993 in connection with the settlement of prior bankruptcy claims with the General Partner. These marketable securities are classified as available for sale and, in accordance with Statement of Financial Accounting Standards No. 115, the unrealized gain has been recorded in the statement of partners' equity at June 30, 1996. This unrealized gain represents the increase in the market value of the securities from the date received by the Partnership to June 30, 1996.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         The following discussion explains material changes in the Partnership's results of operations, comparing the six and three months ended June 30, 1996 and 1995 and significant developments affecting the Partnership's financial condition since the end of 1995. The Registrant conducts the business and operations of Sky Ridge Apartments of Woodstock, Georgia ("Sky Ridge"), Meadowood Apartments of Forest Park, Ohio ("Meadowood"), and Tabor Ridge Apartments of Berea, Ohio ("Tabor Ridge") (Sky Ridge, Meadowood and Tabor Ridge are collectively referred to herein as the "Properties").

RESULTS OF OPERATIONS

         The following discussion regarding the results of operations should be read in conjunction with the Statements of Operations.

         Total Revenues for the first six months of 1996 increased by approximately $59,200, or 7.4%, over the first six months of 1995. Rents contributed an increase of approximately $59,000 to Total Revenues for such period. Total Revenues for the second quarter of 1996 increased by approximately $24,300, or 5.9%, over the second quarter of 1995. Rents contributed an increase of approximately $23,000 to Total Revenues for such period. The average physical occupancy for the Properties for the six and three months ended June 30, 1996 was 95.5% and 96.8%, respectively, as compared to 94.1% and 95.1% , respectively, for the same periods in 1995. The average rents for the six and three months ended June 30, 1996 were $452 and $456, respectively, as compared to $428 and $430, respectively, for the same periods in 1995.

         Total Expenses for the six and three months ended June 30, 1996 decreased by approximately $54,000 and $49,000, respectively, or 6.2% and 10.9%, respectively, as compared to the comparable periods in 1995. Operating expenses for the second quarter of 1996 decreased approximately $9,000, or 12.8%, as compared to the same period in 1995. This decrease in operating expenses was due to a reduction in water/sewer expense of approximately $4,200 at Sky Ridge which resulted from the recognition and reversal of overcharges for such services, which occurred in the third quarter of 1995. Interest Expense for the first six and three months of 1996 decreased approximately $21,400 and $10,200, respectively, or 7.5% and 7.2%, respectively, as compared to the first six and three months of 1995, which decrease resulted from a reduction in the interest rate in the third quarter of 1995 on the advance from the Managing General Partner. Maintenance expenses for the six and three months ended June 30, 1996 decreased substantially as the Properties spent approximately $23,700 and $23,600, respectively, or 16.7% and 28.6%, respectively, less on maintenance than the comparable periods of 1995. The reason for this substantial decrease is that certain significant improvements were undertaken at the Properties in the first six months of 1995 which were not necessary for the same period in 1996, such as the installation of a sign and repairs of sidewalks at Sky Ridge, the painting of exterior doors at Meadowood and the replacement of asphalt at Tabor Ridge. However, due to inclement weather at the Properties in the first six months of 1996, certain contemplated repairs were not completed, which may increase maintenance expenses in the third and fourth quarters of 1996 compared to the same periods in 1995. A large part of the maintenance expenses were paid from funds set aside at the time of refinance, and not from operations (SEE LIQUIDITY AND CAPITAL RESOURCES). Administrative expenses decreased approximately $14,600 and $7,800, respectively, during six and three months ended June 30, 1996, as compared to the same periods in 1995, as a result of a decrease in audit fees in 1996.

         Net income per limited partnership unit is based on 348,000 limited partnership units outstanding at June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

         The following discussion regarding liquidity and capital resources should be read in conjunction with the Balance Sheets as of June 30, 1996 and December 31, 1995 and the Statements of Cash Flows for the six months ended June 30, 1996 and 1995.

         The principal sources of liquidity for the Partnership are (i) Cash and cash equivalents; (ii) funds from the Replacement Reserve Escrow; and (iii) Cash Flows Provided by Operating Activities. The Partnership anticipates that these sources will be adequate to meet the reasonably foreseeable capital and liquidity needs of the Partnership for at least the next two years.

         Cash, exclusive of Security Deposit Escrows and Tax and Insurance Escrows, was approximately $78,000 at June 30, 1996. The 8,458 shares of Cardinal Realty Services, Inc. ("Cardinal") common stock, without par value ("Cardinal Stock"), held by the Partnership had a fair market value on June 30, 1996 of approximately $167,000 based on the last quoted price of $19.75 on the Nasdaq National Market system on the last business day of the second quarter. Since the Partnership is deemed to be an affiliate of Cardinal for securities laws purposes, the Cardinal Stock held by the Partnership is not freely tradeable, and may only be sold by the Partnership either (a) pursuant to an effective registration statement pursuant to the Securities Act of 1933, as amended (the "Securities Act"), or (b) pursuant to an exemption from the registration requirements of the Securities Act. In addition, since Cardinal is the Managing General Partner of the Partnership, any material nonpublic information in its possession is attributable to the Partnership, and therefore the Partnership will only be able to sell the Cardinal Stock during limited periods when no such material nonpublic information exists.

         The Partnership's major maintenance and replacement expenditures in the first six months of 1996 amounted to approximately $48,000 which was incurred primarily for painting and replacement of refrigerators, ranges, carpet, vinyl, wallcovering, window fixtures and miscellaneous parts. The Replacement Reserve Escrow was approximately $128,000 at June 30, 1996. In addition, approximately $27 per apartment unit each month is being applied from Total Revenues to the Replacement Reserve Escrow, which will aggregate approximately $52,000 over the remaining six months of the Partnership's fiscal year. The Partnership anticipates approximately $163,000 of major maintenance and replacement expenditures for the balance of 1996 will be incurred.

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


                CARDINAL INDUSTRIES INCOME PROPERTIES II  LIMITED PARTNERSHIP

                                            CARDINAL REALTY SERVICES, INC.,
                                            AS MANAGING GENERAL PARTNER



Dated August 9, 1996           By:       /s/  John B. Bartling, Jr.
                                      ---------------------------------------
                                         John B. Bartling, Jr.
                                         President and Chief Executive Officer


Dated August 9, 1996           By:       /s/  David P. Blackmore
                                       ---------------------------------------
                                         David P. Blackmore
                                         Executive Vice President and
                                         Chief Financial Officer
                                         (Principal Accounting Officer)


Dated August 9, 1996           By:       /s/  Ronald P. Koegler
                                       --------------------------------------
                                         Ronald P. Koegler
                                         Vice President and Treasurer


Dated August 9, 1996           By:       /s/   Tamra L. Byers
                                       --------------------------------------
                                         Tamra L. Byers
                                         Vice President of Financial Operations