Form 10-Q
period 1996-09-30
CARDINAL INDUSTRIES INCOME PROPERTIES II LIMITED PARTNERSHIP
filed 1996-11-14
CIK 835668

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
               (Mark one)

                  |X|    QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                            15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

                  | |    TRANSITION REPORT PURSUANT TO SECTION 13 OR
                            15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 33-22648

                      ------------------------------------


          CARDINAL INDUSTRIES INCOME PROPERTIES II LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

        DELAWARE                                                 31-1247128
 (State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                             6954 AMERICANA PARKWAY
                            REYNOLDSBURG, OHIO 43068
           (Address of principal executive offices including zip code)

                                 (614) 759-1566

              (Registrant's telephone number, including area code)

                      ------------------------------------


Indicate by check X whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X  No
                                        ---

                    Page 1 of 12 sequentially numbered pages

                            Exhibit Index on page 10.

================================================================================

                    CARDINAL INDUSTRIES INCOME PROPERTIES II
                               LIMITED PARTNERSHIP

                                      INDEX


PART I - FINANCIAL INFORMATION

   ITEM 1.      FINANCIAL STATEMENTS                                                                  Page #

                Balance Sheets as of September 30, 1996 (Unaudited)
                  and December 31, 1995 (Audited)..........................................................3
                Statements of Operations for the Three and Nine Months
                  Ended September 30, 1996 and 1995 (Unaudited)............................................4
                Statement of Partners' Equity for the Nine Months
                  Ended September 30, 1996 (Unaudited).................................................... 5
                Statements of Cash Flows for the Nine Months
                  Ended September 30, 1996 and 1995 (Unaudited)............................................6
                Notes to Financial Statements..............................................................7

   ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS..................................................................8

PART II - OTHER INFORMATION

   ITEM 1.      LEGAL PROCEEDINGS.........................................................................10

   ITEM 2.      CHANGES IN SECURITIES.....................................................................10

   ITEM 3.      DEFAULTS UPON SENIOR SECURITIES...........................................................10

   ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................................10

   ITEM 5.      OTHER INFORMATION.........................................................................10

   ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K..........................................................10

SIGNATURES................................................................................................11


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

                    CARDINAL INDUSTRIES INCOME PROPERTIES II
                               LIMITED PARTNERSHIP

                                 BALANCE SHEETS
         SEPTEMBER 30, 1996 (UNAUDITED) AND DECEMBER 31, 1995 (AUDITED)



                                                                   September 30,           December 31,
                                                                       1996                    1995
                                                                 ----------------        -----------------

                             ASSETS

Rental Properties:
  Buildings and Improvements                                     $      8,436,061        $       8,436,061
  Personal Property                                                       596,746                  596,746
                                                                 ----------------        -----------------
                                                                        9,032,807                9,032,807
    Less Accumulated Depreciation                                      (2,283,128)              (2,069,033)
                                                                 ----------------        -----------------
                                                                        6,749,679                6,963,774
Land                                                                      897,000                  897,000
                                                                 ----------------        -----------------
                                                                        7,646,679                7,860,774

Cash                                                                      101,214                   56,349
Security Deposit Escrows                                                   64,087                   61,852
Tax and Insurance Escrows                                                  86,356                  108,305
Marketable Securities (Note 2)                                            167,046                  148,015
Replacement Reserve Escrows                                               136,993                  123,653
Accounts Receivable, Residents and Other                                   11,846                   12,348
Prepaid Expenses                                                           10,844                    6,999
                                                                 ----------------        -----------------
                                                                 $      8,225,065        $       8,378,295
                                                                 ================        =================

                LIABILITIES AND PARTNERS' EQUITY

Accounts Payable                                                 $          6,980        $          14,243
Accrued Liabilities                                                       144,043                  154,965
Payables, Managing General Partner and Affiliates                          97,304                  250,006
Accrued First Mortgage Interest                                            42,623                   44,411
Residents' Security Deposits                                               63,553                   61,127
Mortgage Notes Payable                                                  5,818,987                5,910,523
                                                                 ----------------        -----------------
                                                                        6,173,490                6,435,275
                                                                 ----------------        -----------------
Partners' Equity:
  General                                                                 297,429                  295,639
  Limited                                                               1,612,474                1,524,740
  Net Unrealized Holding Gain on Marketable Securities                    141,672                  122,641
                                                                 ----------------        -----------------
                                                                        2,051,575                1,943,020
                                                                 ----------------        -----------------
                                                                  $     8,225,065         $      8,378,295
                                                                 ================        =================



                        SEE NOTES TO FINANCIAL STATEMENTS

                    CARDINAL INDUSTRIES INCOME PROPERTIES II
                               LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                          FOR THE THREE AND NINE MONTHS
                        ENDED SEPTEMBER 30, 1996 AND 1995
                                   (UNAUDITED)


                                                                Three Months Ended                       Nine Months Ended
                                                        -----------------------------------     -----------------------------------
                                                         September 30,       September 30,       September 30,       September 30,
                                                              1996               1995                 1996              1995
                                                        ---------------     ---------------     ---------------   -----------------
Revenues:
   Rents                                                $       433,284     $       416,282     $     1,278,698   $       1,202,471
   Interest Income                                                3,352               2,373               9,872               9,928
   Other                                                          6,400               5,077              17,304              14,959
                                                        ---------------     ---------------     ---------------   -----------------
             Total Revenues                                     443,036             423,732           1,305,874           1,227,358
                                                        ---------------     ---------------     ---------------   -----------------

Expenses:
   Operating Expenses                                            62,327              67,204             207,762             210,852
   Interest Expense                                             128,842             141,679             393,414             427,653
   Depreciation and Amortization                                 71,363              71,319             214,095             213,958
   Real Estate Taxes                                             36,860              36,431             110,581             109,901
   Maintenance                                                   71,583             108,855             190,208             251,172
   Insurance                                                      6,181               5,990              18,544              17,971
   Property Management Fees                                      21,482              20,324              63,721              59,335
   Administrative                                                 2,081               2,033              18,025              32,560
                                                        ---------------     ---------------     ---------------   -----------------
             Total Expenses                                     400,719             453,835           1,216,350           1,323,402
                                                        ---------------     ---------------     ---------------   -----------------

Net Income/(Loss)                                       $        42,317     $       (30,103)    $        89,524   $         (96,044)
                                                        ===============     ===============     ===============   =================


Net Income/(Loss) Allocated to General Partners (2%)    $           846     $          (602)    $         1,790   $          (1,921)
                                                        ===============     ===============     ===============   =================
Net Income/(Loss) Allocated to Limited Partners (98%)   $        41,471     $       (29,501)    $        87,734   $         (94,123)
                                                        ===============     ===============     ===============   =================

Net Income/(Loss) per Limited Partnership Unit          $          0.12     $         (0.08)    $          0.25   $           (0.27)
                                                        ===============     ===============     ===============   =================










                        SEE NOTES TO FINANCIAL STATEMENTS

                    CARDINAL INDUSTRIES INCOME PROPERTIES II
                               LIMITED PARTNERSHIP

                          STATEMENT OF PARTNERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                   (UNAUDITED)



                                                                                             Net
                                                                                          Unrealized
                                                                                           Holding
                                                                                             Gain
                                       Limited                                                on
                                     Partnership       General           Limited          Marketable
                                        Units          Partners          Partners         Securities           Total
                                    -------------   --------------   ----------------  ----------------   ----------------

Balance, January 1, 1996                  348,000   $      295,639   $      1,524,740  $        122,641   $      1,943,020

Net Income                                                   1,790             87,734                               89,524

Unrealized Holding Gain on
on Marketable Securities                                         0                  0            19,031             19,031
                                    -------------   --------------   ----------------  ----------------   ----------------
Balance, September 30, 1996               348,000   $      297,429   $      1,612,474   $       141,672    $     2,051,575
                                    =============   ==============   ================  ================   ================



























                        SEE NOTES TO FINANCIAL STATEMENTS

                    CARDINAL INDUSTRIES INCOME PROPERTIES II
                               LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (UNAUDITED)


                                                                          September 30,        September 30,
                                                                               1996                 1995
                                                                        ------------------   ------------------
Cash Flows from Operating Activities:
   Net Income/(Loss)                                                    $           89,524   $          (96,044)
   Adjustments to reconcile Net Income/(Loss) to Cash
      Provided by Operating activities:
      Depreciation and Amortization                                                214,095              213,958
      Changes in Assets and Liabilities:
        Accounts Receivable, Residents and Other                                       502               (2,998)
        Prepaid Expenses                                                            (3,845)              (4,853)
        Accounts Payable                                                            (7,263)              22,167
        Accrued Liabilities                                                        (10,922)             (25,655)
        Payables, Managing General Partner and  Affiliates                           3,236              (18,041)
        Accrued First Mortgage Interest                                             (1,788)                (756)
                                                                        ------------------   ------------------
Cash Provided by Operating Activities                                              283,539               87,778
                                                                        ------------------   ------------------

Cash Flows from Investing Activities:
   Release from/(Deposits to) Replacement Escrows, Net                             (13,340)              28,564
   Security Deposit Liabilities                                                      2,426                2,656
   Residents' Security Deposits                                                     (2,235)              (1,192)
                                                                        ------------------   ------------------
Cash Provided by (Used in) Investing Activities                                    (13,149)              30,028
                                                                        ------------------   ------------------

Cash Flows from Financing Activities:
   Mortgage Principal Payments                                                     (91,536)             (78,088)
   Net Advances (Repaid to)/from Managing General Partners                        (155,938)             (91,244)
                                                                        ------------------   ------------------
Cash Used in Financing Activities                                                 (247,474)            (169,332)
                                                                        ------------------   ------------------

 Net Increase/(Decrease) in Cash, Tax and Insurance Escrows                         22,916              (51,526)
 Cash, Tax and Insurance Escrows, Beginning of Period                              164,654              216,529
                                                                        ------------------   ------------------
 Cash, Tax and Insurance Escrows, End of Period                         $          187,570   $          165,003
                                                                        ==================   ==================

Supplemental Disclosure of Cash Flow Information:
   Cash Paid for Interest                                               $          392,491   $          426,897
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

NOTE 1 - SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

         Organization

         Cardinal Industries Income Properties II Limited Partnership (the "Partnership"), a Delaware limited partnership, was formed in June, 1988 for the purpose of acquiring from Cardinal Industries, Inc., predecessor by name change to Cardinal Realty Services, Inc. ("Cardinal" or the "Managing General Partner"), or its affiliates, a 120- unit residential apartment complex in Woodstock, Georgia ("Sky Ridge Apartments"), a 106-unit residential apartment complex in Forest Park, Ohio ("Meadowood Apartments") and a 97-unit residential apartment complex in Berea, Ohio ("Tabor Ridge Apartments"). The Partnership completed an offering of 348,000 units of limited partnership interest at a public offering price of $10 per unit for a total of $3,480,000. The net proceeds from the offering were used by the Partnership to purchase the above-mentioned properties from affiliated partnerships of the Managing General Partner. The Partnership's purchase of the properties was completed October 28, 1988. All material inter-project transactions and balances have been eliminated.

         Reclassification

         The  Statements  of  Operations  for the  three and nine  months  ended
September 30, 1995 have been reclassified to conform to the 1996 presentation, which is due to a reclassification of payroll expenses, between other income, operating expenses and maintenance expense.

NOTE 2 - MARKETABLE SECURITIES

         The Partnership received shares of Cardinal's common stock, without par value ("Cardinal Stock"), during 1993 in connection with the settlement of prior bankruptcy claims with the Managing General Partner. These marketable securities are classified as available for sale and, in accordance with Statement of Financial Accounting Standards No. 115, the unrealized gain has been recorded in the statement of partners' equity at September 30, 1996. This unrealized gain represents the increase in the market value of the securities from the date received by the Partnership to September 30, 1996.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         The following discussion explains material changes in the Partnership's results of operations, comparing the nine and three months ended September 30, 1996 and 1995 and significant developments affecting the Partnership's financial condition since the end of 1995. The following discussion should be read in
conjunction  with  the  Partnership's   historical  financial  statements.   The
Registrant conducts the business and operations of Sky Ridge Apartments of Woodstock, Georgia ("Sky Ridge"), Meadowood Apartments of Forest Park, Ohio ("Meadowood"), and Tabor Ridge Apartments of Berea, Ohio ("Tabor Ridge" and, together with Sky Ridge and Meadowood, the "Properties").

RESULTS OF OPERATIONS

         The following discussion regarding the results of operations should be read in conjunction with the historical financial statements of the Partnership.

         Total revenues for the first nine months of 1996 increased by approximately $78,500, or 6.4%, over the first nine months of 1995. Rents contributed an increase of approximately $76,000 to total revenues for such period. Total revenues for the third quarter of 1996 increased by approximately $19,300, or 4.6%, over the third quarter of 1995. Rents contributed an increase of approximately $17,000 to total revenues for such period. The average physical occupancy for all three properties combined for the nine and three months ended September 30, 1996 was 96.2% and 95.6%, respectively, as compared to 94.8% and 96%, respectively, for the same periods in 1995. The average rents for the nine and three months ended September 30, 1996 were $457 and $459, respectively, as compared to $430 and $435, respectively, for the same periods in 1995.

         Total expenses for the first nine months of 1996 decreased by approximately $107,000, or 8.1%, as compared to the same period in 1995. Total expenses for the third quarter of 1996 decreased by approximately $53,000, or 11.7%. Operating expenses for the nine and three month periods ended September 30, 1996 decreased approximately $3,100, or 1.5%, and $4,900, or 7.3%, respectively,  as  compared  to the same  periods  in  1995.  This  decrease  in operating expenses was due to a reduction in water/sewer expense of approximately $3,700 at Sky Ridge which resulted from the recognition and reversal of overcharges for such services, previously billed and paid on account of the third quarter of 1995. Interest expense for the nine and three month periods ended September 30, 1996 decreased approximately $34,300, or 8.0% and $13,000 or 9.1% , respectively, as compared to the same periods in 1995. The decrease resulted from a reduction in the interest rate on, and the principle amount of, outstanding advances from the Managing General Partner. Maintenance expenses for the nine and three month periods ended September 30, 1996 decreased substantially as the Properties spent approximately $61,000, or 24.3% and $37,000, or 34.2%, less on maintenance as compared to the same periods in 1995. The reason for the substantial decrease is that certain significant improvements were undertaken at the Properties in the first nine months of 1995 which were not necessary for the same period in 1996. A large part of the maintenance expenses were paid from funds escrowed in 1994 when the first mortgages on the Properties were refinanced, and not from operations (See Liquidity and Capital Resources). Administrative expenses decreased approximately $14,600 in the first nine months of 1996, as compared to the same period in 1995, as a result of a decrease in audit fees in 1996.

         Net income per limited partnership unit is based on 348,000 limited partnership units outstanding at September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

         The following discussion regarding liquidity and capital resources should be read in conjunction with the Balance Sheets as of September 30, 1996 and December 31, 1995 and the Statements of Cash Flows for the nine months ended September 30, 1996 and 1995.

         The principal sources of liquidity for the Partnership are (i) cash and cash equivalents; (ii) funds from the Replacement Reserve escrow; and (iii) cash flow from operations.
 The Partnership anticipates that these
sources will be adequate to meet the reasonably foreseeable capital and liquidity needs of the Partnership for at least the next two years.

         Cash, exclusive of Security Deposit Escrows and Tax and Insurance Escrows, was approximately $101,000 at September 30, 1996. The 8,458 shares of
Cardinal Stock held by the Partnership had a fair market value of $167,046 on September 30, 1996 based on the closing price of $19.75 as quoted by the Nasdaq National Market System on the last business day of the third quarter. Since the Partnership is deemed to be an affiliate of Cardinal for securities laws purposes, the Cardinal Stock held by the Partnership is not freely tradeable, and may only be sold by the Partnership either (a) pursuant to an effective registration statement pursuant to the Securities Act of 1933, as amended (the "Securities Act"), or (b) pursuant to an exemption from the registration requirements of the Securities Act. In addition, since Cardinal is the Managing General Partner of the Partnership, any material nonpublic information in its possession is attributable to the Partnership, and therefore the Partnership will only be able to sell the Cardinal Stock during limited periods when no such material nonpublic information exists.

         The Partnership's major maintenance and replacement expenditures in the first nine months of 1996 amounted to approximately $80,000 which was incurred primarily for painting and replacement of refrigerators, ranges, carpet, vinyl, wallcovering, window fixtures and miscellaneous parts. The Replacement Reserve escrow was approximately $137,000 at September 30, 1996. In addition, approximately $27 per apartment unit each month is being deposited in the Replacement Reserve escrow, which will aggregate approximately $26,000 over the remaining three months of the Partnership's fiscal year. The Partnership anticipates approximately $35,000 of major maintenance and replacement expenditures for the balance of 1996 will be incurred.

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

             None


ITEM 5.      OTHER INFORMATION

             None


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             (a)  Exhibits

  EXHIBIT                                                                                SEQUENTIAL
    NO.                              DESCRIPTION                                            PAGE
-----------     -----------------------------------------------------    ------------------------------------------
    27          Financial Data Schedule                                  Filed as an Exhibit to this Form 10-Q
                                                                         on page 12.


             (b)  Reports on Form 8-K

                  None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


          CARDINAL INDUSTRIES INCOME PROPERTIES II LIMITED PARTNERSHIP

                          By:  CARDINAL REALTY SERVICES, INC.,
                               AS MANAGING GENERAL PARTNER




Dated November 14, 1996   By:  /s/ Mark D. Thompson
                          --------------------------
                                   Mark D. Thompson
                                   Executive Vice President and
                                   Chief Financial Officer
                                   (Principal Accounting Officer)


Dated November 14, 1996  By:  /s/ Ronald P. Koegler
                          --------------------------
                                   Ronald P. Koegler
                                   Vice President and Controller


Dated November 14, 1996   By:  /s/ Tamra L. Byers
                          ---------------------------
                                   Tamra L. Byers
                                   Vice President of Financial Operations